Form 10QSB
period 2003-09-30
NEW CAPITAL IWORKS INC
filed 2004-03-12
CIK 1218634

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            NEW CAPITAL IWORKS, INC.
                 (Name of Small Business Issuer in its charter)


             Delaware                                  95-4769106
----------------------------------------   -------------------------------------
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


  360 N. Sepulveda Blvd., Ste. 3050
         El Segundo, California                           90245
----------------------------------------   -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 310-524-0111
                                                          ------------

                                 Not Applicable
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. )

         Yes [   ]       No  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              (1) Yes [  ] No [ X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   December 11, 2003 - 2,194,500 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE

 None.

                                    New Capital iWorks, Inc.

                                         FORM 10 - QSB

                                       Table of Contents

PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial Statements (Unaudited)

               Balance Sheet, September 30, 2003 (Unaudited)..................................3

               Unaudited Statements of Operations for the nine months and three months ended September 30, 2003 and September 30, 2002, and the period from inception to September 30, 2003....................................4

               Unaudited Statements of Changes in Stockholder's Equity
               (Deficit) for the period from inception to September 30, 2003..................5

               Unaudited Statement of Cash Flows for the nine months ended
               September 30, 2003 and September 30, 2002, and the period from inception to September 30, 2003................................................6

               Unaudited Notes to Financial Statements........................................7

      ITEM 2.  Management Discussion and Analysis or Plan of Operation........................8

      ITEM 3.  Controls and Procedures........................................................9

PART II - OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K...............................................9

      SIGNATURES.............................................................................11


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    New Capital iWorks, Inc.
                                    ------------------------
                              (A Company In The Development Stage)
                               ----------------------------------
                                   Balance Sheet (Unaudited)
                                   --------------------------

                                             Assets
                                             ------
                                                                               For the Period Ended
                                                                                September 30, 2003
                                                                                ------------------
Current Assets
--------------
     Cash                                                                          $       324
     Prepaid Expenses                                                                       --
     Deposits                                                                               --
                                                                                   ------------
Total Current Assets                                                                       324
Property and Equipment, Net                                                              3,904
                                                                                   ------------
TOTAL ASSETS                                                                       $     4,228
                                                                                   ============


                        Liabilities and Stockholders' Equity (Deficit)
                        ----------------------------------------------

Current Liabilities
-------------------
     Accounts Payable                                                              $   218,341
     Accrued Expenses                                                                  153,036
     Note Payable                                                                       54,400
                                                                                   ------------

TOTAL LIABILITIES                                                                      425,777
                                                                                   ------------

Commitments                                                                                 --

Stockholders' Equity (Deficit)
------------------------------
     Preferred Stock, $.01 par value, 10,000,000 Shares Authorized,
         No Shares Issued and Outstanding                                                   --
     Common Stock, $.001 par value, 20,000,000 Shares Authorized,
         2,194,500 Shares Issued and Outstanding                                         2,195
     Additional Paid in Capital                                                      1,879,555
     Subscription Receivable                                                            (1,000)
     Deficit Accumulated During Development Stage                                   (2,302,299)
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (421,549)
                                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $     4,228
                                                                                   ============

                                                      New Capital iWorks, Inc.
                                                      ------------------------
                                                (A Company In The Development Stage)
                                                 ----------------------------------
                                                Statements of Operations (Unaudited)
                                                ------------------------------------
                           For the Period from October 21, 1999 (Inception) to September 30, 2003
                                  -----------------------------------------------------------------------



                                                    Inception to        For the Three Months             For the Nine Months
                                                    September 30,              Ended                            Ended

                                                        2003            2003             2002            2003             2002
                                                        ----            ----             ----            ----             ----
Revenues                                           $    19,430      $         0      $         0      $         0      $         0
--------

Expenses
--------
     General and Administrative                      2,130,181            1,050            9,893           38,954           30,380
                                                   ------------     ------------     ------------     ------------     ------------

     LOSS FROM OPERATIONS                           (2,110,751)          (1,050)          (9,893)         (38,954)         (30,380)
                                                   ------------     ------------     ------------     ------------     ------------

Other Income (Expense)
----------------------
     Interest Income                                    11,740                0                0                0                0
     Loss on Disposal of Property
           and Equipment                              (200,078)               0                0                0                0
                                                   ------------     ------------     ------------     ------------     ------------

     NET TOTAL OTHER INCOME (EXPENSE)                 (188,338)               0                0                0                0
                                                   ------------     ------------     ------------     ------------     ------------

     LOSS BEFORE PROVISION FOR INCOME TAXES         (2,299,089)          (1,050)          (9,893)         (38,954)         (30,380)
                                                   ------------     ------------     ------------     ------------     ------------

PROVISION FOR INCOME TAXES                               3,210                0                0                0                0
                                                   ------------     ------------     ------------     ------------     ------------

     NET LOSS                                      $(2,302,299)     $    (1,050)     $    (9,893)     $   (38,954)     $   (30,380)
                                                   ============     ============     ============     ============     ============

Earnings (Loss) Per Share
-------------------------

     Basic and Diluted                                              $     (0.00)     $     (0.01)     $     (0.02)     $     (0.02)
                                                                    ============     ============     ============     ============

Weighted Average Number of Shares Outstanding
---------------------------------------------

      Basic and Diluted                                               2,194,500        1,969,500        2,180,000        1,771,500
                                                                    ============     ============     ============     ============

                                                 New Capital iWorks, Inc.
                                                 ------------------------
                                           (A Company In The Development Stage)
                                            ----------------------------------
                                 Statement of Changes in Stockholders' Equity (Unaudited)
                                 --------------------------------------------------------
                           For the Period from October 21, 1999 (Inception) to September 30, 2003
                           ----------------------------------------------------------------------

                                                 Common Stock            Paid in Capital            Accumulated
                                                 ------------            ---------------            -----------
                                             Shares          Amount          Amount            Deficit         Total
                                          ------------    ------------     ------------     ------------     ------------
BALANCE AT INCEPTION                                0     $         0      $         0      $         0      $         0

COMMON STOCK ISSUED                           100,000             100           99,900                0          100,000

NET LOSS FROM INCEPTION (NOVEMBER 1,
     1999 TO DECEMBER 31, 1999                     --              --               --          (50,212)         (50,212)
                                          ------------    ------------     ------------     ------------     ------------
BALANCES AT DECEMBER 31, 1999                 100,000             100           99,900          (50,212)          49,788

COMMON STOCK ISSUED                         1,359,500           1,360        1,743,640               --        1,745,000

NET LOSS FOR YEAR                                  --              --               --       (1,861,084)      (1,861,084)
                                          ------------    ------------     ------------     ------------     ------------

BALANCES AT DECEMBER 31, 2000               1,459,500           1,460        1,843,540       (1,911,296)         (66,296)

COMMON STOCK ISSUED                            70,000              70            3,430               --            3,500

NET LOSS FOR YEAR                                  --              --               --         (310,730)        (310,730)
                                          ------------    ------------     ------------     ------------     ------------

BALANCES AT DECEMBER 31, 2001               1,529,500           1,530        1,846,970       (2,222,026)        (373,526)

COMMON STOCK ISSUED                           520,000             520           25,480               --           26,000

NET LOSS FOR YEAR                                  --              --               --          (41,319)         (41,319)
                                          ------------    ------------     ------------     ------------     ------------

BALANCE AT DECEMBER 31, 2002                2,049,500           2,050        1,872,450       (2,263,345)        (388,845)

COMMON STOCK ISSUED                           145,000             145            7,105               --            7,250

LESS SUBSCRIPTION RECEIVABLE                       --             (20)            (980)              --           (1,000)

NET LOSS FOR PERIOD                                --              --               --          (38,954)         (38,954)
                                          ------------    ------------     ------------     ------------     ------------
BALANCE AT SEPT. 30, 2003 (UNAUDITED)       2,194,500     $     2,175      $ 1,878,575      $(2,302,299)     $  (421,549)
                                          ============    ============     ============     ============     ============

                                    New Capital iWorks, Inc.
                                    ------------------------
                              (A Company In The Development Stage)
                               ----------------------------------
                              Statements of Cash Flows (Unaudited)
                              ------------------------------------

                                                  Inception to          For the Nine Months
                                                 Sept. 30, 2003         Ended September 30,

                                                      2003             2003             2002
                                                      ----             ----             ----
Cash Flows from Operating Activities:
-------------------------------------
     Net Loss                                     $(2,302,299)     $   (38,954)     $   (30,380)
     Adjustments to Reconcile Net Loss to Net
         Cash Used by Operating Activities:
         Depreciation and Amortization                 48,854            2,928           13,152
             Common Stock Issued for Services           6,250            6,250                0
(Increase) Decrease In:
                  Prepaid Expenses                          0                0              405
                  Deposits                                  0                0           14,799
Increase (Decrease) In:
                  Accounts Payable                    218,341                0           (3,072)
                  Accrued Expenses                    153,036           13,378          (24,073)
                                                  ------------     ------------     ------------

    NET CASH USED IN OPERATING ACTIVITIES          (1,875,818)         (16,398)         (29,169)
                                                  ------------     ------------     ------------

Cash Flows from Investing Activities
------------------------------------
     Purchase of Property and Equipment               (52,758)               0                0

Cash Flows from Financing Activities
------------------------------------
    Loan From Related Party                            54,400           15,900                0
    Issuance of Common Stock                        1,874,500                0           26,000
                                                  ------------     ------------     ------------

    Net Cash Provided by Financing Activities       1,928,900           15,900           26,000
                                                  ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                           324             (498)          (3,169)

CASH - AT BEGINNING OF YEAR                                 0              822            4,462
                                                  ------------     ------------     ------------

CASH - AT END OF YEAR                             $       324      $       324      $     1,293
                                                  ============     ============     ============

                            New Capital iWorks, Inc.
                            ------------------------
                      (A Company In The Development Stage)
                      ------------------------------------
                    Notes to Financial Statements (Unaudited)
                    -----------------------------------------

Note 1:  Description of Business and Significant Accounting Policies

Nature of Operations

New Capital iWorks, Inc. ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No.
7. The Company was incorporated under the laws of the State of Delaware on October 21, 1999.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-SB as filed with the Securities and Exchange Commission.

At present, although the Company has a specific and defined plan of operation in development for future operations, it has not generated significant revenues since inception. As a result, it is the Company's belief that it will continue to incur losses at least in the near-term. Despite management's ongoing efforts to procure funding for the Company's operations over the next twelve months, there still exists significant doubt about the Company's ability to continue as a going concern. Without the realization of additional capital or established revenue sources, it would be unlikely for the Company to continue as a going concern. It is management's intent to capitalize the Company's operations through external sources of financing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Depreciation and Amortization

Depreciation and amortization of property and equipment are provided using the straight-line method.

Earnings Per Share

Basic earnings per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share is the same as basic earnings per share due to the lack of dilutive items in the Company.

Note 2:  Note Payable - Related Party

As of September 30, 2003, the Company has an outstanding balance of $54,400 owed to New Capital Horizon, a Company owned and operated by the Company's President and Chief Executive Officer. This note is due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Factors that might cause or contribute to differences include, among others, competitive pressures, constantly changing technology and the market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the accounting policies adopted by the Company as reported in the Company's registration statement on Form 10-SB. Furthermore, there are no material accounting estimates made by the Company in the preparation of the financial statements for the quarterly period ended September 30, 2003.

GENERAL

New Capital iWorks, Inc., (the "Company") was incorporated on October 21, 1999 under the laws of the State of Delaware. The Company was organized as a multinational Internet holding Company for early stage e-commerce businesses. Its goal has been to develop and accumulate equity ownership in businesses by providing critical structural and business developmental services in the areas of strategy, technology, marketing, finance, human resources, operations, real estate, and venture capital financing from third-party venture funding partners.

PLAN OF OPERATIONS

The following should be read together with the financial statements and related notes contained herein. This plan of operations contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors appearing elsewhere in this quarterly report.

Management intends to discontinue its current plan of operation and pursue a new line of business focusing on the sale of production services and cable network time to individuals and organizations. To make the transition to its new business model, management believes that it will require a minimum of three hundred thousand dollars. Management intends to rely on external capital sources to meet this requirement. The Company is endeavoring to raise additional capital through the sale of its securities. As of the date of this filing, however, no definitive agreement is in place. Furthermore, management makes no assurances that such capital raising efforts will be successful.

Upon the successful completion of its next round of financing, from whichever source, the Company intends to immediately begin implementing its new plan of operation. The Company's plan is to penetrate local communities with innovative local television programming. In short, the Company plans to dedicate itself to producing personal classified advertisement-type shows for television.

A personal classified advertisement-type show, as referenced herein, is a compilation of twenty-four one-to-two minute personalized video segments, which can best be characterized as personal classified advertisements. They will be produced, compiled, edited and assembled by the Company; they will star the individual; and they will air on local televised cable networks across approximately fourteen different metropolitan viewing markets.

The Company will produce these personal one-minute segments ("personal shows") by providing complete, fully mobile and studio-quality production services to individuals, businesses and other organizations wishing to communicate via cable leased-access networks and over traditional broadcast television stations. Each one-minute video segment will be compiled into a series of full-length episodes, or programs, designed to provide local cable and television stations with entertainment-based content programming. The goal will be to provide individual consumers and organizations with personal exposure, marketing power and televised access to the general public previously unavailable to this market at an affordable price.

Upon the receipt of financing, the Company will begin a systematic, city-by-city launch across approximately fourteen different metropolitan markets. This launch will include promotional road shows and casting calls in each city. The Company plans to generate additional advertising through the hosting of local media events and high-profile audition screenings. Production crews will be based in each city where the filming will take place. The segments will then be shipped to the Company's headquarters where they will be edited and compiled into master tapes. These full-length episodes will then be aired on local cable networks in the individual markets where the footage was originally shot.

In furtherance of this new business plan, the Company has hired an individual as Director of Business Development with an employment agreement and compensation plan contingent upon the Company's securing additional sources of capital. Currently, the employee receives no salary or other benefits. Upon financing, the Company plans to elevate this employee to Chief Operating Officer. Management believes the individual will bring experience, technical expertise, industry contacts and possible additional sources of financing. As part of his compensation package, the individual will be held to the achievement of certain performance goals which are pending further negotiation. Upon accomplishment of these goals, the Company will issue to the individual 11 million shares of the Company's common stock. Management sets forth no guarantees as to the success of either the achievement of these goals or its new line of business.

ITEM 3.  CONTROLS AND PROCEDURES.

Kevin DeVito, Chief Executive Officer and Chief Financial Officer of the Company has established and is currently maintaining disclosure controls and procedures for the Company. These controls and procedures have been designed to ensure that material information relating to the Company is made known to him prior to or as soon as it becomes available to others. Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Chief Executive Officer has concluded that the disclosure controls and procedures are designed to ensure that the information the Company is required to disclose in the reports management files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

     1.         The following Exhibits are filed herein:

     No.        Title

     10.1       Employment Agreement for Michael Knox

     31.1 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     2.         Report on Form 8 -K filed:

                None.

* Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except for the extent that the registrant specifically incorporates it by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     New Capital iWorks, Inc.


  January 23, 2004                   /s/ Kevin DeVito
---------------------                -------------------------------------------
       Date                          By:  Kevin DeVito
                                     Title:  President, Chief Executive Officer,
                                     and Chief Financial Officer